Form 10-K/A
period 2001-12-31
GMACM MORTGAGE LOAN TRUST MORT PASS THR CERT SERIES 2001-J1
filed 2002-12-18
CIK 1137630

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on
  March 26, 2002 on behalf of GMAC MORTGAGE CORPORATION Mortgage Pass-Through Certificates, Series 2001-J01 established pursuant to the Pooling and Servicing Agreement among Residential Asset Mortgage Products Inc. as Company, GMAC Mortgage Corporation as Servicer, and Wells Fargo Bank Minnesota, N.A.
  as Trustee pursuant to which GMAC MORTGAGE CORPORATION, Mortgage Pass-Through Certificates, Series 2001-J01 registered under the Securities Act of 1933
  (the "Certificates") were issued.




  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2001.


       a) GMAC Mortgage Corporation, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.


       a) GMAC Mortgage Corporation, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.


       a) GMAC Mortgage Corporation, as Servicer <F1>

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On November 07, 2001, December 11, 2001, and January 08, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.

  <F2> Previously filed.

                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    GMAC MORTGAGE CORPORATION
    Mortgage Pass-Through Certificates
    Series 2001-J01
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Trustee

  By:   William P. Walther, Jr., as Vice President

  By: /s/ William P. Walther, Jr.

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, William P. Walther, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMAC MORTGAGE CORPORATION Mortgage Pass-Through Certificates Series 2001-J01.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      William P. Walther, Jr.
      [Signature]


      Vice President
      [Title]





  Exhibit Index

  Exhibit No.

  (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2001.


     a) GMAC Mortgage Corporation, as Servicer <F1>

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.


     a) GMAC Mortgage Corporation, as Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.


     a) GMAC Mortgage Corporation, as Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


EX 99.1 (a)

PricewaterhouseCoopers LLP (LOGO)

PricewaterhouseCoopers LLP
160 Federal Street
Boston MA 02110-9862
Telephone (617) 428 8400
Facsimile (617) 439 7393

Report of Independent Accountants

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2001 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.




March 7, 2002


EX 99.2 (a)

GMAC Mortgage Corporation
4 Walnut Grove Drive
Horsham. PA 19044-0963

GMAC Mortgage (LOGO)

Exhibit 1

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 7, 2002

As of and for the year ended December 31, 2001, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policy in the amounts of $400,000,000 and $50,000,000, respectively.

David Applegate
Chief Executive Officer
GMAC Residential Holding Corp.

Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp.


EX 99.3 (a)

GMAC Mortgage (LOGO)

March 25, 2002

WELLS FARGO CORPORATE TRUST
STACEY WAINWRIGHT
MASTER SERVICING DEPARTMENT
11000 BROKEN LAND PARKWAY
COLUMBIA, MD 21044-3562

Re:     Officers Statement of Compliance
        Year Ending 2001

Please find below our annual Officers Statement of Compliance for the year ending 2001 with respect to the mortgage loans serviced by GMAC Mortgage Corporation ("GMACM") for your institution.

1. A review of the activities of the Seller / Servicer during the preceding calendar year and of performance according to the Seller / Servicer contract has been made with the undersigned Officer's supervision, and
2. To the best of the undersigned Officer's knowledge, based on such review, the Seller / Servicer has fulfilled all its obligations under the Guides for such year, or if there has been a default in the fulfillment of any such obligation, such default is listed below, and
3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.

Known Default   Status  Steps Being Taken To Cure Default

(None)

Servicer:       GMAC Mortgage Corporation

By:

Name:   Michael Kacergis

Title:  Assistant Vice President

Date:   March 25, 2002

GMAC Mortgage Corporation
500 Enterprise Road
Horsham, PA 19044